Form 10-K
period 2000-03-31
ORIX CREDIT ALLIANCE RECEIVABLES CORP II
filed 2000-06-29
CIK 1092646

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March  31, 2000

______________________ or

[ ] Transition Report Pursuant to Section 13 or 15d of the Securities Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-84627-01

               ORIX Credit Alliance Receivables Corporation II
   (on behalf of Orix Credit Alliance Receivables Trust 1999-A)
(Exact name of registrant as specified in its charter)

   Delaware                          22-3669361
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

300 Lighting Way
Secaucus, New Jersey                                 07096

(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (201)601-9166

   Securities registered pursuant to Section 12(b) of the Act
         NONE
   Securities registered pursuant to Section 12(g) of the Act
         NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   x  Yes             No


                                       PART I

Item 2.  Properties
   Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were sixteen (16) participants in the DTC system holding positions in the Cede certificates.
   The following were Noteholders and Certificateholders of record as of the end of the reporting year.
   ORIX Credit Alliance Receivables Trust 1999-A
   Series 1999-A Class A-1           Cede & Co.
   Series 1999-A Class A-2           Cede & Co.
   Series 1999-A Class A-3           Cede & Co.
   Series 1999-A Class A-4           Cede & Co.
   Series 1999-A Class B             Cede & Co.
   Series 1999-A Class C             Cede & Co.
   Certificates       ORIX Credit Alliance Receivables Corporation II





   There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management
   The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
   The address of Cede & Co. is:
   Cede & Co.
   c/o The Depository Trust Company
   Seven Hanover Square
   New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
   There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1.  Not Applicable
         2.  Not Applicable
         3.  Exhibits
              99.1  Annual Summary Statement




   (b)   Reports on Form 8-K
   The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
   December 31, 1999; January 31, 2000
   February 29, 2000 and March 31, 2000


   (c)    See (a) 3 above

   (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIX Credit Alliance Receivables Corporation II
ORIX Credit Alliance Receivables Trust 1999-A

   /s/ Joseph J. McDevitt, Jr. President and Chief Financial Officer ORIX Credit Alliance Receivables Corporation II



Date: June 28, 2000


                      EXHIBIT INDEX

   Exhibit Number     Description
            99.1      Annual Summary Statement






       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending March 31, 2000

   ORIX Credit Alliance Receivables Corporation II
   ORIX Credit Alliance Receivables Trust 1999-A
              Summary of Aggregate Amounts or End of Year Amounts

   Pool Balance                       182,417,439.38
   Principal          Collections      22,917,347.30
   Realized Loss                                0.00
   Interest           Collections       6,394,375.48
   Servicer           Fees                655,834.00
   Reserve Fund Balance                 5,034,638.64
   Late Charges                            98,131.97
   Reinvestment Inc                       143,705.15
   Defaulted Contracts                       0.00000%


                                     Stated Principal Bal
   30-59 days deliquent               $14,232,180.78
   60-89 days deliquent                $3,081,926.18
   90+ days deliquent                  $1,212,766.30





   Notes               Balance        Interest       Principal

   Class A-1           33,139,049.70      905,227.23 22,917,347.30
   Class A-2           38,500,273.00      774,967.72          0.00
   Class A-3           73,407,186.00    1,536,983.35          0.00
   Class A-4           27,104,192.00      579,306.93          0.00
   Class B              6,160,044.00      139,134.87          0.00
   Class C              3,080,022.00       74,741.86          0.00